Form 10-K/A
period 2000-12-31
ACCREDITED MORT LOAN TR 2000-1 ASSET BACKED NOT SE 2000-1 TR
filed 2002-07-17
CIK 1137108

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-07219-03

               Accredited Mortgage Loan Trust
               Asset-Backed Notes
               Series 2000-1
        (Exact name of registrant as specified in its charter)

Delaware                           N/A
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Accredited Mortgage Loan Trust Series 2000-1 established pursuant to the Sale and Servicing Agreement among Accredited Home Lenders,Inc. as Sponsor, Accredited Mortgage Loan Trust 2000-1 as Issuer, Accredited Home Lenders Inc.
as Master Servicer, Advanta Mortgage Corp. USA as Backup Servicer and Norwest Bank Minnesota as Indenture Trustee, pursuant to which the Accredited Home Lenders Inc. Trust Series 2000-1 regestered under the Securities Act of 1933 (the "certificates") were issued.

Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Advanta <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Advanta <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Advanta <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Accredited Mortgage Loan Trust
Asset- Backed Notes.
Series  2000-1

Signed:   Wells Fargo Bank Minnesota, N.A., as Indenture Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 16, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Advanta <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Advanta <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Advanta <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


EX-99.1 (a)
   Annual Independant Accountant's Servicing Report
   ARTHUR ANDERSEN   (logo)

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Advanta Mortgage Corp. USA:

    We have examined management's assertion, included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that
    Advanta Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000. Management is responsible for Advanta Mortgage Corp. USA's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

    In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions; coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000 is fairly stated, in all material respects.

    Arthur Andersen
    Philadelphia, PA
    March 27,2001




EX-99.2 (a)
   Report of Management

   ADVANTA (LOGO)

   Advanta
   Mortgage
   Welsh & McKean Roads
   P.O. Box 918
   Spring House, PA 19477-0918
   215-323-4900

   Report of Management on Compliance with Minimum Servicing Standards


       As of and during the year ended December 31, 2000, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.

       John H.Berens                   James L. Shreero
       Senior Vice President           Senior Vice President and Chief Financial
       Loan Servicing                  Officer



       EQUAL HOUSING LENDER   (logo)
       Advanta Mortgage USA is a Division of Advanta National Bank